Form 10-K/A
period 2002-12-31
CABCO TRUST FOR JC PENNEY DEBENTURES
filed 2004-03-18
CIK 1269980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                       Commission file number 033-91744-02

                Corporate Asset Backed Corporation, on behalf of
                     CABCO Trust for J.C. Penney Debentures
             (Exact name of registrant as specified in its charter)

            Delaware                                         22-3281571
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)


445 Broad Hollow Road, Suite 239, Melville, New York             11747
(Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code: (631) 587-4700

          Securities registered pursuant to Section 12(b) of the Act:

Title of class                         Name of each Exchange on which registered
--------------                         -----------------------------------------
$52,650,000 Trust Certificates for               New York Stock Exchange
J.C. Penney Debentures

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 17, 2004, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

                                Table of Contents

                                                                                                 Page
Explanatory Note                                                                                   5

Introductory Note                                                                                  5

Part I.

Item 1.    Business.                                                                               6

Item 2.    Properties.                                                                             6

Item 3.    Legal Proceedings.                                                                      6

Item 4.    Submission of Matters to a Vote of Security Holders.                                    6

Part II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.                                                                    6

Item 6.    Selected Financial Data.                                                                6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
Operations.                                                                                        6

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.                               6

Item 8.     Financial Statements and Supplementary Data.                                           6

Item 9.    Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.                                                               7

Part III.

Item 10.  Directors and Executive Officers of the Registrant.                                      7

Item 11.  Executive Compensation.                                                                  7

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.                                                                               7

Item 13.   Certain Relationships and Related Transactions.                                         7

Part IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         7

SIGNATURES.

EXHIBIT INDEX.

                                EXPLANATORY NOTE

            This Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

                                INTRODUCTORY NOTE

The Registrant is a trust created by the Trust Agreement, dated as of March 25, 1999, between Corporate Asset Backed Corporation, as depositor (the "Depositor"), and The Bank of New York, as trustee (the "Trustee"), providing for the issuance of $52,650,000 Trust Certificates for J.C. Penney Debentures (the "Certificates"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the trust. The Trust's assets consist primarily of $52,650,000 principal amount of 7 5/8% J.C. Penney Company, Inc. Debentures due 2097. J.C. Penney Company, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission ("SEC") (File No. 001-00777). You may read and copy any reports, statements and other information filed by J.C. Penney Company, Inc. with the SEC (a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC; and (b) the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the public reference facilities. For information regarding J.C. Penney Company, Inc., please refer to these periodic and current reports filed with the SEC.

                                                      Part I

Item 1. Business

Not Applicable.

Item 2. Properties

Not Applicable.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Certificates issued by CABCO Trust for J.C. Penney Debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

      The J.C. Penney Certificates are listed on the New York Stock Exchange.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Not Applicable.

Item 11. Executive Compensation

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Not Applicable.

                                     Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The Trustee's statement of compliance with respect to the Trust Agreement is filed herewith as Exhibit 99.1.

(b) The reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C. Penney Debentures that included distribution reports to the respective Certificateholders, are incorporated herein as Exhibits 99.2 and 99.3.

(c)   Not Applicable.

(d)   Not Applicable

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March 2004.

                       CORPORATE ASSET BACKED CORPORATION
                               as Depositor of the
                     CABCO Trust for J.C. Penney Debentures

                          By:   /s/ Robert D. Vascellaro
                                ------------------------
                          Name: Robert D. Vascellaro
                          Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.       Description of Document

99.1 Trustee Statement of Compliance with respect to CABCO Trust for J.C. Penney Debentures.


99.2-99.3*        Reports on Form 8-K filed by Corporate Asset Backed
                  Corporation during the Fiscal Year on behalf of CABCO Trust for J.C Penney Debentures that included distribution reports to the Certificateholders: Form 8-Ks filed on March 11, 2002;
                  and September 13, 2002.

                  * Previously filed with the Securities and Exchange
                  Commission.