Form 10-K
period 2003-12-31
CABCO TRUST FOR JC PENNEY DEBENTURES
filed 2004-03-29
CIK 1269980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 22, 2004, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

                                Table of Contents

                                                                                                  Page
                                                                                                  ----
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

(c) Not Applicable.

(d) Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March 2004.

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

                         By: /s/ Robert D. Vascellaro
                             ------------------------
                         Name: Robert D. Vascellaro
                         Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.       Description of Document

99.1 Trustee Statement of Compliance with respect to CABCO Trust for J.C. Penney Debentures.

99.2-99.3*        Reports on Form 8-K filed by Corporate Asset Backed
                  Corporation during the Fiscal Year on behalf of CABCO Trust for J.C Penney Debentures that included distribution reports to the Certificateholders: Form 8-Ks filed on March 6, 2003;
                  and September 10, 2003.

                  * Previously filed with the Securities and Exchange
                  Commission.