Form 10-K
period 2004-12-31
CABCO TRUST FOR J.C. PENNEY DEBENTURES
filed 2005-03-09
CIK 1269980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 1, 2005, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

                                Table of Contents

                                                                                                 Page
                                                                                                 ----
Introductory Note                                                                                  5

Part I.

Item 1.    Business.                                                                               6

Item 2.    Properties.                                                                             6

Item 3.    Legal Proceedings.                                                                      6

Item 4.    Submission of Matters to a Vote of Security Holders.                                    6

Part II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer           6
Purchases of Equity Securities.

Item 6.    Selected Financial Data.                                                                6

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of              6
Operations.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                             6

Item 8.    Financial Statements and Supplementary Data.                                            6

Item 9.    Changes in and Disagreements with Accountants on                                        7
Accounting and Financial Disclosure.

Item 9A.   Controls and Procedures.                                                                7

Item 9B.   Other Information.                                                                      7

Part III.

Item 10.   Directors and Executive Officers of the Registrant.                                     7

Item 11.   Executive Compensation.                                                                 7

Item 12.   Security Ownership of Certain Beneficial Owners and Management.                         7

Item 13.   Certain Relationships and Related Transactions.                                         7

Item 14.   Principal Accounting Fees and Services.                                                 7

Part IV.

Item 15.   Exhibits and Financial Statement Schedules.                                             7

SIGNATURES.

EXHIBIT INDEX.

                                INTRODUCTORY NOTE

The Registrant is a trust (the "Trust") created by the Trust Agreement, dated as of March 25, 1999, between Corporate Asset Backed Corporation, as depositor (the "Depositor"), and The Bank of New York, as trustee (the "Trustee"), providing for the issuance of $52,650,000 Trust Certificates for J.C. Penney Debentures (the "Certificates"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust's assets consist primarily of $52,650,000 principal amount of 7-5/8% J.C. Penney Company, Inc. Debentures due 2097. J.C. Penney Company, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission ("SEC") (File No. 001-00777). You may read and copy any reports, statements and other information filed by J.C. Penney Company, Inc. with the SEC (a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC; and (b) the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the public reference facilities. For information regarding J.C. Penney Company, Inc., please refer to these periodic and current reports filed with the SEC.

                                     Part I

Item 1. Business

Not Applicable.

Item 2. Properties

Not Applicable.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.
                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

           The Trust Certificates issued by CABCO Trust for J.C. Penney Debentures representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

           The Certificates are listed on the New York Stock Exchange.

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

Item 9A.  Controls and Procedures

Not Applicable.

Item 9B.  Other Information

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Not Applicable.

Item 11.  Executive Compensation

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

None.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Principal Accounting Fees and Services

Not Applicable.

                                     Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (a) Not Applicable.

(b) (1) Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 is filed herewith as Exhibit 31.1.

(2) The Trustee's statement of compliance with respect to the Trust Agreement is filed herewith as Exhibit 99.1.

(3) The reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C. Penney Debentures that included distribution reports to the respective Certificateholders, are incorporated herein as Exhibits 99.2 and 99.3.

(c)  Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of March 2005.

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

31.1                       Rule 13a-14 Certification.

99.1 Trustee Statement of Compliance with respect to CABCO Trust for J.C. Penney Debentures.

99.2-99.3*                 Reports on Form 8-K filed by Corporate Asset Backed
                           Corporation during the Fiscal Year on behalf of CABCO Trust for J.C Penney Debentures that included distribution reports to the Certificateholders:
                           Form 8-K Reports filed on March 11, 2004; and
                           September 8, 2004.

     * Previously filed with the Securities and Exchange Commission.