Form 10-K
period 2006-12-31
CABCO TRUST FOR J.C. PENNEY DEBENTURES
filed 2007-02-09
CIK 1269980

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

     For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________.

                      Commission file number 033-91744-02

                Corporate Asset Backed Corporation, on behalf of
                     CABCO Trust for J.C. Penney Debentures
             (Exact name of registrant as specified in its charter)

             Delaware                                             22-3281571
   (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

      445 Broad Hollow Road,
  Suite 239, Melville, New York                                     11747
 (Address of Principal Executive                                  (Zip Code)
             Offices)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of January 25, 2007, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

                                     Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (a) Not Applicable.

(b) (1) Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 is filed herewith as Exhibit 31.1.

(b) (2) The Trustee's statement of compliance with respect to the Trust Agreement is filed herewith as Exhibit 99.1.

(b) (3) The reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C. Penney Debentures that included distribution reports to the respective Certificate holders, are incorporated herein as Exhibits 99.2 and 99.3.

(c) Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of February 2007.

                       CORPORATE ASSET BACKED CORPORATION
                               as Depositor of the
                     CABCO TRUST FOR J.C. PENNEY DEBENTURES


                                        By: /s/ Robert D. Vascellaro
                                            ------------------------------------
                                        Name: Robert D. Vascellaro
                                        Title: Vice President

                                  EXHIBIT INDEX

Exhibit No.   Description of Document
-----------   -----------------------
31.1          Rule 13a-14 Certification.

99.1          Trustee Statement of Compliance with respect to CABCO Trust for
              J.C. Penney Debentures.

99.2-99.3*    Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C Penney
              Debentures that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 6, 2006; and September
              12, 2006.

*    Previously filed with the Securities and Exchange Commission.