Form 10-K
period 2007-12-31
CABCO TRUST FOR J.C. PENNEY DEBENTURES
filed 2008-03-31
CIK 1269980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______.
Commission file number 033-91744-02
Corporate Asset Backed Corporation, on behalf of
CABCO Trust for J.C. Penney Debentures
(Exact name of registrant as specified in its charter)

Delaware	22-3281571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

445 Broad Hollow Road, Suite 239, Melville, New York (Address of Principal Executive Offices)	11747 (Zip Code)
Registrant’s telephone number, including area code: (631) 587-4700
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each Exchange on which registered
$52,650,000 Trust Certificates for J.C. Penney Debentures	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 4, 2008, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

INTRODUCTORY NOTE
The Registrant is a trust (the “Trust”) created by the Trust Agreement, dated as of March 25, 1999, between Corporate Asset Backed Corporation, as depositor (the “Depositor”), and The Bank of New York, as trustee (the “Trustee”), providing for the issuance of $52,650,000 Trust Certificates for J.C. Penney Debentures (the “Certificates”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust’s assets consist primarily of $52,650,000 principal amount of 7-5/8% J.C. Penney Company, Inc. Debentures due 2097. J.C. Penney Company, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”) (File No. 001-00777). You may read and copy any reports, statements and other information filed by J.C. Penney Company, Inc. with the SEC (a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC; and (b) the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the public reference facilities. For information regarding J.C. Penney Company, Inc., please refer to these periodic and current reports filed with the SEC.

Part I
Item 1. Business
Not Applicable.
Item 1A. Risk Factors
Not Applicable.
Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
Not Applicable.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Trust Certificates issued by CABCO Trust for J.C. Penney Debentures representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.
The Certificates are listed on the New York Stock Exchange.
Item 6. Selected Financial Data
Not Applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (a) Not Applicable.

(b) (1) Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 is filed herewith as Exhibit 31.1.
(b) (2) The Trustee’s statement of compliance with respect to the Trust Agreement is filed herewith as Exhibit 99.1.
(b) (3) The reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C. Penney Debentures that included distribution reports to the respective Certificate holders, are incorporated herein as Exhibits 99.2 and 99.3.
(c) Not Applicable.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2008.

CORPORATE ASSET BACKED CORPORATION
as Depositor of the
CABCO Trust for J.C. Penney Debentures

By:	/s/ Gabriel Melamed

Name:	Gabriel Melamed
Title:	Vice President

EXHIBIT INDEX
Exhibit No. Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Statement of Compliance with respect to CABCO Trust for J.C. Penney Debentures.

99.2-99.3*	Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C Penney Debentures that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 5, 2007; and September 12, 2007.

*	Previously filed with the Securities and Exchange Commission.