Form 10-K
period 2008-12-31
CABCO TRUST FOR J.C. PENNEY DEBENTURES
filed 2009-03-30
CIK 1269980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 24, 2009, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

Part I
Item 1. Business.
Not Applicable.
Item 1A. Risk Factors.
Not Applicable.
Item 1B. Unresolved Staff Comments.
Not Applicable.
Item 2. Properties.
Not Applicable.
Item 3. Legal Proceedings.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Trust Certificates issued by CABCO Trust for J.C. Penney Debentures representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.
The Certificates are listed on the New York Stock Exchange.
Item 6. Selected Financial Data.
Not Applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Not Applicable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 8. Financial Statements and Supplementary Data.
Not Applicable.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Not Applicable.
Item 9B. Other Information.
None.
Part III
Item 10. Directors and Executive Officers of the Registrant.
Not Applicable.
Item 11. Executive Compensation.
Not Applicable.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
None.
Item 13. Certain Relationships and Related Transactions.
None.
Item 14. Principal Accounting Fees and Services.
Not Applicable.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2009.

CORPORATE ASSET BACKED CORPORATION as Depositor of the CABCO Trust for J.C. Penney Debentures
By:	/s/ Robert Vascellaro
	Name:	Robert Vascellaro
	Title:	Vice President

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Statement of Compliance with respect to CABCO Trust for J.C. Penney Debentures.

99.2 – 99.3*
Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C Penney Debentures that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 11, 2008; and September 8, 2008.

*	Previously filed with the Securities and Exchange Commission.