Form 10-K
period 2010-12-31
CABCO TRUST FOR J.C. PENNEY DEBENTURES
filed 2011-03-31
CIK 1269980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 29, 2011, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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
(c) Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March 2011.

CORPORATE ASSET BACKED CORPORATION as Depositor of the CABCO Trust for J.C. Penney Debentures

By:	/s/ George Baldwin
	Name:	George Baldwin
	Title:	Vice President

EXHIBIT INDEX

Exhibit No.		Description of Document

31.1		Rule 13a-14 Certification.

99.1		Trustee Statement of Compliance with respect to CABCO Trust for J.C. Penney Debentures.

99.2-99.3	*
Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C Penney Debentures that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 5, 2010; and September 7, 2010.

*	Previously filed with the Securities and Exchange Commission.