Form 10-K
period 2011-12-31
CABCO TRUST FOR J.C. PENNEY DEBENTURES
filed 2012-03-27
CIK 1269980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 033-91744-02

Corporate Asset Backed Corporation, on behalf of CABCO Trust for J.C. Penney Debentures

(Exact name of registrant as specified in its charter)

Delaware	22-3281571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

68 South Service Road, Suite 120, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 587-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each Exchange on which registered
$52,650,000 Trust Certificates for	New York Stock Exchange
J.C. Penney Debentures

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

State the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant: All the common stock of Corporate Asset Backed Corporation, the depositor of the trust, is held by UBS Americas Inc., its parent.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 23, 2012, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

INTRODUCTORY NOTE

The Registrant is a trust (the “Trust”) created by the Trust Agreement, dated as of March 25, 1999, between Corporate Asset Backed Corporation, as depositor (the “Depositor”), and U.S. Bank Trust National Association as successor trustee to The Bank of New York (the “Trustee”), providing for the issuance of $52,650,000 Trust Certificates for J.C. Penney Debentures (the “Certificates”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust’s assets consist primarily of $52,650,000 principal amount of 7-5/8% J.C. Penney Company, Inc. Debentures due 2097. J.C. Penney Company, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”) (File No. 001-00777). You may read and copy any reports, statements and other information filed by J.C. Penney Company, Inc. with the SEC (a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC; and (b) the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the public reference facilities. For information regarding J.C. Penney Company, Inc., please refer to these periodic and current reports filed with the SEC.

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

(3) Report of Aston Bell, CPA, is filed herewith as Exhibit 99.2.

(4) The reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C. Penney Debentures that included distribution reports to the respective Certificate holders, are incorporated herein as Exhibits 99.3 and 99.4.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2012.

CORPORATE ASSET BACKED CORPORATION

as Depositor of the

CABCO Trust for J.C. Penney Debentures

By:	/s/ George Baldwin
Name: George Baldwin
Title: Vice President

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Statement of Compliance with respect to CABCO Trust for J.C. Penney Debentures.

99.2	Report of Aston Bell, Certified Public Accountant.

99.3-99.4*	Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C Penney Debentures that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 4, 2011; and September 8, 2011.

*	Previously filed with the Securities and Exchange Commission.