Form 10-K
period 2012-12-31
CABCO TRUST FOR J.C. PENNEY DEBENTURES
filed 2013-03-28
CIK 1269980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 25, 2013, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

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

(3) Report of Aston Bell, CPA, is filed herewith as Exhibit 99.2.

(4) Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934 is filed herewith as Exhibit 99.3.

(5) The reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C. Penney Debentures that included distribution reports to the respective Certificate holders, are incorporated herein as Exhibits 99.4 and 99.5.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 2013.

CORPORATE ASSET BACKED CORPORATION

as Depositor of the

CABCO Trust for J.C. Penney Debentures

By:	/s/ George Baldwin
Name:	George Baldwin
Title:	Vice President

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Statement of Compliance with respect to CABCO Trust for J.C. Penney Debentures.

99.2	Report of Aston Bell, Certified Public Accountant.

99.3	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934.

99.4-99.5*	Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C Penney Debentures that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 9, 2012; and September 7, 2012.

*	Previously filed with the Securities and Exchange Commission.