Form 10-K
period 2013-12-31
CABCO TRUST FOR J.C. PENNEY DEBENTURES
filed 2014-03-26
CIK 1269980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 24, 2014, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

INTRODUCTORY NOTE

The Registrant is a trust (the “Trust”) created by the Amended and Restated Trust Agreement, dated as of March 25, 1999, between Corporate Asset Backed Corporation, as depositor (the “Depositor”), and U.S. Bank Trust National Association as successor trustee to The Bank of New York (the “Trustee”), providing for the issuance of $52,650,000 Trust Certificates for J.C. Penney Debentures (the “Certificates”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust’s assets consist primarily of $52,650,000 principal amount of 7-5/8% J.C. Penney Company, Inc. Debentures due 2097. J.C. Penney Company, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”) (File No. 001-00777). You may read and copy any reports, statements and other information filed by J.C. Penney Company, Inc. with the SEC (a) over the Internet at the SEC website at http://www.sec.gov containing reports, proxy statements and other information regarding registrants that file electronically with the SEC; and (b) the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of these documents upon payment of a copying fee, by writing to the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the public reference facilities. For information regarding J.C. Penney Company, Inc., please refer to these periodic and current reports filed with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 2014.

CORPORATE ASSET BACKED CORPORATION

as Depositor of the

CABCO Trust for J.C. Penney Debentures

By:	/s/ George Baldwin
Name:	George Baldwin
Title:	Vice President

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Statement of Compliance with respect to CABCO Trust for J.C. Penney Debentures.

99.2	Report of Aston Bell, Certified Public Accountant.

99.3	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934.

99.4-99.5*	Reports on Form 8-K filed by Corporate Asset Backed Corporation during the Fiscal Year on behalf of CABCO Trust for J.C Penney Debentures that included distribution reports to the Certificate holders: Form 8-K Reports filed on March 7, 2013; and September 9, 2013.

*	Previously filed with the Securities and Exchange Commission.