Form 10-K
period 2019-12-31
CABCO TRUST FOR J.C. PENNEY DEBENTURES
filed 2020-03-30
CIK 1269980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 033-91744-02

Corporate Asset Backed Corporation, on behalf of

CABCO Trust for J.C. Penney Debentures

(Exact name of registrant as specified in its charter)

Delaware	22-3281571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

68 South Service Road, Suite 120, Melville, New York	11747
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 587-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
$52,650,000 Trust Certificates for J.C. Penney Debentures	PFH	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 24, 2020, 100 shares of common stock of Corporate Asset Backed Corporation, the depositor of the trust, par value $1.00 per share, were outstanding.

INTRODUCTORY NOTE

The Registrant is a trust (the “Trust”) created by the Amended and Restated Trust Agreement, dated as of March 25, 1999, between Corporate Asset Backed Corporation, as depositor (the “Depositor”), and U.S. Bank Trust National Association as successor trustee to The Bank of New York (the “Trustee”), providing for the issuance of $52,650,000 Trust Certificates for J.C. Penney Debentures (the “Certificates”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee. The Certificates represent beneficial interests in the Trust. The Trust’s assets consist primarily of $52,650,000 principal amount of 7-5/8% J.C. Penney Company, Inc. Debentures due 2097. J.C. Penney Company, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934, and in accordance with those requirements files periodic and current reports and other information (including financial information) with the Securities and Exchange Commission (“SEC”) (File No. 001-00777). You may read and copy any reports, statements and other information filed by J.C. Penney Company, Inc. with the SEC over the Internet at the SEC website at http://www.sec.gov, which contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The Trust, Depositor and Trustee have not participated in the preparation of such reports and information, have not made any due diligence investigation with respect to the reports and information provided therein and have not verified the accuracy or completeness of such reports or information. There can be no assurance that events have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available reports and information described above.

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

(c)	Not Applicable.

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14 Certification.

99.1	Trustee Annual Compliance Report with respect to CABCO Trust for J.C. Penney Debentures.

99.2	Report of Aston Bell, Certified Public Accountant.

99.3	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934.

99.4*	8-K Report filed on March 26, 2019

99.5*	8-K Report filed on September 13, 2019

* Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2020.

CORPORATE ASSET BACKED CORPORATION as Depositor of the CABCO Trust for J.C. Penney Debentures

By:	/s/ Lee Thompson
Name:	Lee Thompson
Title:	Vice President